Form 10QSB
period 2005-06-30
United China Acquisitions I Corp.
filed 2005-11-21
CIK 1329268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

      |_| Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission File Number 000-51345

                        United China Acquisitions I Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                      20-2929774
    (State or other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

                          3490 Route One, Building 16A
                           Princeton, New Jersey 08540
                     (Address of Principal Executive Office)

                                  (609)514-9849
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of October 25, 2005, 10,003,000 shares of common stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Item 1. Financial Statements (See pages F-1 through F-6 attached hereto.)

Item 2. Management's Discussion and Analysis or Plan of Operation.

We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $23,000 from our inside capitalization funds. We have an accumulated deficit of $14,869 for the three months ended June 30, 2005 and of $19,869 for the period from inception through June 30, 2005. Our balance sheet as at June 30, 2005 reflects a current and total asset value of $3,131 and current and total liabilities of $12,997. Our expenses to date have consisted primarily of legal and accounting fees and costs related to our formation and SEC compliance.

Plan of Operation

During our current fiscal year ending December 31, 2005, we plan to locate a suitable business acquisition candidate. There is no assurance as to when or whether we will locate a suitable business acquisition candidate or complete a business acquisition transaction.

Need for Additional Capital

We believe that we will require additional capital in order to pay the costs associated with compliance with our continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2005. This additional capital will be required whether or not we are able to complete a business combination transaction during the fiscal year ending December 31, 2005. Furthermore, once a business combination is completed, our needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and we have no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, we cannot be certain that any additional funds will be available to cover our current expenses.

Risks Associated With our Acquisition of a Target Business in the PRC

If the PRC does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

The PRC government has been reforming its economic system since the late 1970s. The economy of the PRC has historically been a nationalistic, "planned economy," meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. Although we believe that the changes adopted by the PRC government have had a positive effect on the economic development of the PRC, additional changes still need to be made. For example, a substantial portion of productive assets in the PRC are still owned by the PRC government. Additionally, the government continues to play a significant role in regulating industrial development and the trading and disposition of financial assets. We cannot predict the timing or extent of any future economic reforms that may be proposed.

A recent positive economic change has been the PRC's entry into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations. We believe this entry will open up the domestic banking and financial services industry to foreign participation. However, the PRC has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China's economy.

If relations between the United States and the PRC deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability.

Any devaluation or revaluation of currencies used in the PRC could negatively impact our target business's results of operations and could cause unfavorable changes in the cost of a target business as measured in dollars.

Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by any revaluation of the Renminbi. The value of the Renminbi fluctuates and could change based on PRC governmental policies. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, any revaluation may materially and adversely affect a target business. Recently, the United States and other nations have been pressing China to increase the value of the Renminbi against the dollar and other currencies. If the Renminbi appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese law will govern almost all of any target business's material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business's material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because, following our anticipated acquisition or merger, most of our directors and officers will reside outside of the United States, and substantially all of our assets will be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals or with respect to such assets.

Following our anticipated acquisition or merger, most of our directors and officers will reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

If the PRC enacts regulations in our target business' proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

We initially intend to focus our search for target businesses in the PRC that are engaged in providing physical and logistical infrastructure and support services to the banking and financial services industry. Many of the rules and regulations that we would face are not explicitly communicated. If new laws or regulations forbid foreign investment in our proposed industries, they could severely impair our target business's operations. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

o     levying fines;

o     revoking our business and other licenses;

o     requiring that we restructure our ownership or operations; and

o     requiring that we discontinue any portion or all of our business.

If our management following a business combination is unfamiliar with United States securities laws as well as the Sarbanes Oxley Act, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

It is likely that, following a business combination, some or all of our management will resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC's rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange

(SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our stockholders following a business combination.

According to the PRC's applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the "Applicable Foreign Enterprises Tax Law"), income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits derived by a stockholder, such as through dividends, from a PRC enterprise is exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our stockholders to pay corporate withholding taxes.

Because any target business that we attempt to complete a business combination with will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. GAAS, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

Item 3. Controls and Procedures

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Casey K. Tjang, the Company's President, Chairman and Principal Accounting and Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Tjang concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the President, Chairman and Principal Accounting and Financial Officer that occurred during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 6: Exhibits

(a) Exhibits:

31 - Section 302 Certification by Casey K. Tjang

32 - Section 906 Certification by Casey K. Tjang

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED CHINA ACQUISITIONS I CORP.

Dated: November 18, 2005

                                 By: /s/ Casey K. Tjang
                                    --------------------------------------------
                                    Casey K. Tjang,
                                    President and Chairman of the Board
                                    (Principal Accounting and Financial Officer)

                        UNITED CHINA ACQUISITIONS I CORP.
                          (A Development Stage Company)

                         UNAUDITED FINANCIAL STATEMENTS
                                      WITH
                           ACCOUNTANTS' REVIEW REPORT
                        THREE MONTHS ENDED JUNE 30, 2005

1.

Partiz & Company, P.A.
15 Warren Street, Suite 25
Hackensack, New Jersey  07601

                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
United China Acquisitions I Corp.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of United China Acquisitions I Corp. as of June 30, 2005 and the related statements of operations and deficit accumulated during development stage and cash flows for the three months ended June 30, 2005 and the period from inception (March 8, 2005) to June 30, 2005 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of United China Acquisitions I Corp,

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles,

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying financial statements, as of June 30, 2005. the Company's current liabilities exceeded it current assets by $9,866 and its total liabilities exceeded its total assets by $9,866. These factors, among others, indicate that the Company may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The appropriateness of the Company to continue using the aforementioned basis of accounting is dependent upon, among other things, the ability to: (1) obtain profitability and positive cash flow from ongoing operations and (2) maintain and increase existing credit facilities or raise additional capital.

Hackensack, New Jersey                                 /s/ Paritz & Company
                                                       -------------------------

                        UNITED CHINA ACQUISITIONS I CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Prepaid expenses                                                     $  3,131
                                                                       --------

TOTAL ASSETS                                                           $  3,131
                                                                       --------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable - stockholder                                           $ 12,997
                                                                       --------

     TOTAL CURRENT LIABILITIES                                           12,997
                                                                       --------

STOCKHOLDER'S DEFICIENCY:

  Preferred stock, $.001 par value
     5,000,000 shares authorized
     0 shares issued and outstanding
Common stock, $.001 par value
     20,000,000 shares authorized
     10,003,000 shares issues and outstanding                            10,003
Deficit accumulated during development stage                            (19,869)
                                                                       --------

   TOTAL STOCKHOLDER'S DEFICIENCY                                        (9,866)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                         $  3,131
                                                                       --------

                        UNITED CHINA ACQUISITIONS I CORP.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                   (Unaudited)

                                                                 From Inception
                                                 Three Months    (March 8, 2005)
                                                     Ended             To
                                                 June 30, 2005    June 30, 2005

REVENUES                                         $          -     $          -

GENERAL AND ADMINISTRATIVE EXPENSES:
   Business development expenses                      (14,869)          19,869
                                                 ------------     ------------

NET LOSS AND DEFICIT ACCUMULATED
DURING DEVELOPMENT STAGE                         $    (14,869)    $    (19,869)
                                                 ------------     ------------

Basic and diluted loss per share                 $       0.00     $       0.00
                                                 ------------     ------------

Weighted average number of common shares
   outstanding                                     10,001,659       10,001,659
                                                 ------------     ------------

                        UNITED CHINA ACQUISITIONS I CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 From Inception
                                                 Three Months    (March 8, 2005)
                                                     Ended             To
                                                 June 30, 2005    June 30, 2005

OPERATING ACTIVITIES:
   Net loss                                        $(14,869)       $(19,869)
   Changes in operating assets and liabilities:
   Prepaid expenses                                  (8,131)         (3,131)
                                                   --------        --------

NET CASH USED IN OPERATING ACTIVITIES               (23,000)        (23,000)
                                                   --------        --------

FINANCING ACTIVITIES:
   Sale of common stock                              10,003          10,003
   Advances from stockholder                         12,997          12,997

                                                   --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES            23,000          23,000
                                                   --------        --------

CHANGE IN CASH AND CASH - END OF PERIOD            $      0        $      0
                                                   --------        --------

                        UNITED CHINA ACQUISITIONS I CORP.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                  (Unaudited)

1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation - development stage company

     The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise", as set forth in financial Accounting Standards Board Statement No. 7, ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder's equity and cash flows disclose activity since the date of the Company's inception.

     Accounting method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31st.

     Deferred Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SF AS 1 09) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

2    GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances. acquisitions or other arrangements that may dilute the interests of existing stockholders.

3    NOTE PAYABLE-STOCKHOLDER

     The note payable - stockholder is non-interest bearing and due on demand.

                        UNITED CHINA ACQUISITIONS I CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

4    INCOME TAXES

      The Company has a deferred tax asset of approximately $4,000 resulting from available net operating loss carryforwards, for which a valuation allowance has been provided.

      The Company has available net operating loss carryforwards for tax purposes of approximately $20,000 which expire in 2025 and 2026.