Form 10QSB
period 2005-09-30
United China Acquisitions I Corp.
filed 2006-02-10
CIK 1329268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                For the quarterly period ended September 30, 2005

        [_] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission File Number 000-51345

                        United China Acquisitions I Corp.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                  20-2929774
       ------------------------------------------------------------------
       (State or other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                          3490 Route One, Building 16A
                           Princeton, New Jersey 08540
                      ------------------------------------
                     (Address of Principal Executive Office)

                                  (609)514-9849
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

As of December 25, 2005, 10,003,000 shares of common stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Item 1. Financial Statements (See pages F-1 through F-6 attached hereto.)

Item 2. Management's Discussion and Analysis or Plan of Operation.

We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $23,000 from our inside capitalization funds. We have an accumulated deficit of $9,869 for the three months ended September 30, 2005 and of $19,869 for the period from inception through September 30, 2005. Our balance sheet as at September 30, 2005 reflects a current and total asset value of $3,131 and current and total liabilities of $12,997. Our expenses to date have consisted primarily of legal and accounting fees and costs related to our formation and SEC compliance.

Plan of Operation

During our current fiscal year ending December 31, 2006, we plan to locate a suitable business acquisition candidate. There is no assurance as to when or whether we will locate a suitable business acquisition candidate or complete a business acquisition transaction.

Need for Additional Capital

We believe that we will require additional capital in order to pay the costs associated with compliance with our continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2006. This additional capital will be required whether or not we are able to complete a business combination transaction during the fiscal year ending December 31, 2006. Furthermore, once a business combination is completed, our needs for additional financing are likely to increase substantially.

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


Item 3. Controls and Procedures

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Casey K. Tjang, the Company's President, Chairman and Principal Accounting and Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Tjang concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

Item 6. Exhibits

(a) Exhibits:

31 - Section 302 Certification by Casey K. Tjang

32 - Section 906 Certification by Casey K. Tjang

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNITED CHINA ACQUISITIONS I CORP.





Dated: February 8, 2006

                                 By: /s/ Casey K. Tjang
                                    --------------------------------------------
                                    Casey K. Tjang,
                                    President and Chairman of the Board
                                    (Principal Accounting and Financial Officer)

Paritz & Company, P.A.





                        UNITED CHINA ACQUISITIONS I CORP.
                          (A Development Stage Company)

                         UNAUDITED FINANCIAL STATEMENTS
                                      WITH
                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

                      THREE MONTHS ENDED SEPTEMBER 30, 2005

PARITZ & COMPANY, P.A.                                15 Warren Street, Suite 25
certified public accountants                        Hackensack, New Jersey 07601
                                                (201)342-7753 Fax: (201)342-7598
                                                       E-mail: paritz@paritz.com
================================================================================



                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
                ------------------------------------------------

Board of Directors
United China Acquisitions I Corp.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of United China Acquisitions I Corp. as of September 30, 2005 and the related statements of operations and deficit accumulated during development stage and cash flows for the three months ended September 30, 2005 and the period from inception (March 8, 2005) to September 30, 2005 in accordance with the standards of the Public Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of United China Acquisitions I Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying financial statements, as of September 30, 2005, the Company's current liabilities exceeded its current assets by $9,866 and its total liabilities exceeded its total assets by: $9,866. These factors, among others, indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The appropriateness of the Company to continue using the aforementioned basis of accounting is dependent upon, among other things, the ability to: (1) obtain profitability and positive cash flow from ongoing operations and (2) maintain and increase existing credit facilities or raise additional capital.



/s/ Paritz & Company P.A.



Hackensack, New Jersey
January 24, 2006

                        UNITED CHINA ACQUISITIONS I CORP.
                         (A Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2005
                                  (Unaudited)
--------------------------------------------------------------------------------


                                     ASSETS


 CURRENT ASSETS:
  Prepaid expenses                                                     $  3,131
                                                                       --------


 TOTAL ASSETS                                                          $  3,131
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


 CURRENT LIABILITIES:
  Note payable - stockholder                                           $ 12,997
                                                                       --------

    TOTAL CURRENT LIABILITIES                                            12,997
                                                                       ========


 STOCKHOLDER'S DEFICIENCY:
  Preferred stock, $.001 par value
   5,000,000 shares authorized
   0 shares issued and outstanding                                            -
  Common stock, $.001 par value
   20,000,000 shares authorized
   10,003,000 shares issued and outstanding                              10,003
  Deficit accumulated during development stage                          (19,869)
                                                                       --------

    TOTAL STOCKHOLDER'S DEFICIENCY                                       (9,866)
                                                                       ========


TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                         $  3,131
                                                                       ========


--------------------------------------------------------------------------------


                         See accountants' review report

                        UNITED CHINA ACQUISITIONS I CORP.
                         (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                               From Inception
                                          Three Months         (March 8, 2005)
                                             Ended                   To
                                       September 30, 2005     September 30, 2005


REVENUES                                  $          -           $          -




 GENERAL AND ADMINISTRATIVE EXPENSES:
  Business development expenses                      -                 19,869
                                          ------------           ------------


 NET LOSS AND DEFICIT ACCUMULATED
 DURING DEVELOPMENT STAGE                 $          -           $    (19,869)
                                          ============           ============








 Basic and diluted loss per share         $       0.00           $       0.00
                                          ============           ============




 Weighted average number of
  common shares outstanding                 10,001,659             10,001,659
                                          ============           ============


--------------------------------------------------------------------------------


                         See accountants' review report

                        UNITED CHINA ACQUISITIONS I CORP.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                  (Unaudited)
--------------------------------------------------------------------------------


                                                               From Inception
                                          Three Months         (March 8, 2005)
                                             Ended                   To
                                       September 30, 2005     September 30, 2005


 OPERATING ACTIVITIES:
  Net loss                                    $      -               $(19,869)
  Changes in operating assets
  and liabilities:
   Prepaid expenses                                  -                 (3,131)
                                              --------               --------


NET CASH USED IN OPERATING ACTIVITIES                -                (23,000)
                                              --------               --------





 FINANCING ACTIVITIES:
  Sale of common stock                               -                 10,003
  Advances from stockholder                          -                 12,997
                                              --------               --------


 NET CASH PROVIDED BY FINANCING ACTIVITIES           -                 23,000
                                              --------               --------




 CHANGE IN CASH AND CASH - END OF PERIOD      $      0               $      0
                                              ========               ========





--------------------------------------------------------------------------------


                         See accountants' review report

                        UNITED CHINA ACQUISITIONS I CORP.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation - development stage company

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise", as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder's equity and cash flows disclose activity since the date of the Company's inception.

         Accounting method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31st .

         Deferred income taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

2        GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

3        NOTE PAYABLE - STOCKHOLDER

         The note payable - stockholder is non-interest bearing and due on demand.

                        UNITED CHINA ACQUISITIONS I CORP.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


4        INCOME TAXES

         The Company has a deferred tax asset of approximately $4.000 resulting from available net operating loss carryforwards. for which a valuation allowance has been provided.

         The Company has available net operating loss carryforwards for tax purposes of approximately $20.000 which expire in 2025 and 2026.